Form 10-K
period 2003-09-30
MEDICAL CENTER OF SOUTHEAST TEXAS LP
filed 2003-12-24
CIK 1245445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________.

Commission File Number: 333-106612-06

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP

(Exact Name of Registrant as Specified in Its Certificate of Limited Partnership)

DELAWARE	27-0060569
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

113 SEABOARD LANE, SUITE A-200 FRANKLIN, TENNESSEE	37067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 844-2747

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   YES ☐   NO ☒

      The Registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K (as modified by grants of no-action relief) and is therefore filing this form using the reduced disclosure format specified therein.

i

MEDICAL CENTER OF SOUTHEAST TEXAS, LP

PART I

Item 1.	Business.

      The Medical Center of Southeast Texas, LP (formerly known as Southeast Texas Hospital, LP), also referred to as the Partnership, was formed on May 22, 2003 to own, manage and operate Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. Mid-Jefferson Hospital operates 138 acute care beds and Park Place Hospital operates 143 acute care beds. The Partnership has begun construction of a new 210-bed hospital in Port Arthur, Texas. Upon completion of construction, the operations of Mid-Jefferson Hospital and Park Place Medical Center will be consolidated into the new hospital. The Partnership’s approximately 1% general partner is IASIS Healthcare Holdings, Inc., which is a wholly-owned subsidiary of IASIS Healthcare Corporation, also referred to as IASIS. IASIS is a for-profit hospital management company that owns and operates 14 acute care hospitals in four states. IASIS also owns and operates a behavioral health center in Phoenix, Arizona and has an ownership interest in three ambulatory surgery centers. In addition, IASIS owns and operates a Medicaid managed health plan in Phoenix.

      On August 1, 2003, the Partnership sold 206 redeemable limited partner units in the Partnership in a private placement offering. Prior to this transaction, Beaumont Hospital Holdings, Inc., a wholly-owned subsidiary of IASIS, also referred to as the Predecessor, owned and operated Mid-Jefferson Hospital and Park Place Medical Center. In connection with this transaction, the Predecessor contributed certain of its assets to the Partnership in exchange for 1,627 redeemable limited partner units. The Predecessor currently owns an 88.0% interest in the Partnership.

      On June 6, 2003, IASIS issued $100.0 million of 8 1/2% senior subordinated notes due 2009. On August 14, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, IASIS completed the exchange of all of its outstanding 8 1/2% senior subordinated notes due 2009 for an equivalent principal amount of 8 1/2% senior subordinated notes due 2009 that are registered under the Securities Act of 1933, as amended. The notes are guaranteed by all of IASIS’s material subsidiaries other than Health Choice Arizona, Inc., including the Partnership.

      The Partnership, along with all of IASIS’s material subsidiaries, also guarantees IASIS’s 13% senior subordinated notes due 2009 in the amount of $230.0 million. IASIS issued 13% senior subordinated notes due 2009 on October 13, 1999. On May 25, 2000, IASIS exchanged all of its outstanding 13% senior subordinated notes due 2009 for an equivalent principal amount of 13% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended.

      In addition, substantially all of the Partnership’s assets are pledged as collateral under IASIS’s bank credit facility.

Item 2.	Properties.

      Information regarding the hospitals owned and operated by the Partnership can be found in Item 1 of this report under the caption, “Business.”

Item 3.	Legal Proceedings.

      The Partnership is involved in litigation and proceedings from time to time in the ordinary course of business. The Partnership currently is not a party to any litigation or proceeding that, in management’s opinion, would have a material adverse effect upon its business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Omitted pursuant to General Instruction I to Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      There is no established public trading market for the Partnership’s equity securities. IASIS, through IASIS Healthcare Holdings, Inc. and the Predecessor, currently owns an 88.8% interest in the Partnership. The remaining 11.2% is owned by third party investors.

Item 6.	Selected Financial Data.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Pursuant to General Instruction I of Form 10-K, the following analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following discussion should be read in conjunction with our audited financial statements, the notes to our audited financial statements and the other financial information appearing elsewhere in this report.

Overview

      The Partnership was formed on May 22, 2003 to own, manage and operate Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. Mid-Jefferson Hospital operates 138 acute care beds and Park Place Hospital operates 143 acute care beds. The Partnership has begun construction of a new 210-bed hospital in Port Arthur, Texas. Upon completion of construction, the operations of Mid-Jefferson Hospital and Park Place Medical Center will be consolidated into the new hospital. The Partnership’s approximately 1% general partner is IASIS Healthcare Holdings, Inc., which is a wholly-owned subsidiary of IASIS Healthcare Corporation, also referred to as IASIS. IASIS is a for-profit hospital management company that owns and operates 14 acute care hospitals in four states. IASIS also owns and operates a behavioral health center in Phoenix, Arizona and has an ownership interest in three ambulatory surgery centers. In addition, IASIS owns and operates a Medicaid managed health plan in Phoenix.

      On August 1, 2003, the Partnership sold 206 redeemable limited partner units in the Partnership in a private placement offering. Prior to this transaction, the Predecessor, owned and operated Mid-Jefferson Hospital and Park Place Medical Center. In connection with this transaction, the Predecessor contributed certain of its assets to the Partnership in exchange for 1,627 redeemable limited partner units. The Predecessor currently owns an 88.0% interest in the Partnership.

      On June 6, 2003, IASIS issued $100.0 million of 8 1/2% senior subordinated notes due 2009. On August 14, 2003, pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission, IASIS completed the exchange of all of its outstanding 8 1/2% senior subordinated notes due 2009 for an equivalent principal amount of 8 1/2% senior subordinated notes due 2009 that are registered under the Securities Act of 1933, as amended. The notes are guaranteed by all of IASIS’s material subsidiaries other than Health Choice Arizona, Inc., including the Partnership.

      The Partnership, along with all of IASIS’s material subsidiaries, also guarantees IASIS’s 13% senior subordinated notes due 2009 in the amount of $230.0 million. IASIS issued 13% senior subordinated notes due 2009 on October 13, 1999. On May 25, 2000, IASIS exchanged all of its outstanding 13% senior subordinated notes due 2009 for an equivalent principal amount of 13% senior subordinated notes due 2009 that have been registered under the Securities Act of 1933, as amended.

      In addition, substantially all of the Partnership’s assets are pledged as collateral under IASIS’s bank credit facility.

Forward-Looking Statements

      Some of the statements we make in this report are forward-looking within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, our ability to negotiate favorable contracts with managed care plans; the highly competitive nature of the healthcare industry; possible changes in Medicare and Medicaid reimbursement levels and other federal or state healthcare reforms; future cost containment initiatives undertaken by purchasers of healthcare services; our ability to attract and retain qualified management and personnel, including physicians and nurses; the effect of existing and future governmental regulations, including the Balanced Budget Act of 1997, the Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000; the impact of possible governmental investigations; our ability to use our information systems effectively; and general economic and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of these assumptions could prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

      The following table presents, for the periods indicated, information expressed as a percentage of net revenue. The results of operations for the two-month period ending September 30, 2003 and the ten-month period ending July 31, 2003 have been combined, as separate discussions would not be meaningful in terms of comparison to other periods. Such information has been derived from our statement of operations.

	Year Ended
	September 30,

	2003	2002

Net revenue	100.0%	100.0%
Salaries and benefits	34.2	37.1
Supplies	14.4	14.2
Other operating expenses	19.3	18.9
Provision for bad debts	11.0	8.1
Interest, net	10.9	14.9
Depreciation and amortization	4.2	4.5
Management fees	4.1	3.8
Income tax benefit	–	(1.0)

Net income (loss)	1.9%	(0.5)%

Year Ended September 30, 2003 (Combined Partnership and Predecessor) Compared to Year Ended September 30, 2002 (Predecessor)

      Net revenue – Net revenue totaled $104.0 million in the year ended September 30, 2003, compared to $87.5 million in the same period during 2002, an increase of $16.5 million or 18.9%. Net patient revenue per adjusted admission increased 17.4% for the year ended September 30, 2003, compared to the same period in 2002. The increase in net patient revenue per adjusted admission was due primarily to rate increases and increased acuity.

      Admissions increased 1.9% from 7,785 for the year ended September 30, 2002 to 7,934 for the same period in 2003, and adjusted admissions increased 1.1% from 12,485 for the year ended September 30, 2002, to 12,628 for the same period in 2003.

      Salaries and benefits – Salaries and benefits increased $3.1 million from $32.4 million, or 37.1% of net revenue, in the year ended September 30, 2002 to $35.5 million, or 34.2% of net revenue, in the year ended September 30, 2003. The increase was due primarily to general wage inflation and an increase in employee benefits. The 2.9% decrease in salaries and benefits as a percentage of net revenue during the year ended September 30, 2003 over the prior year period resulted from the continued staffing efficiencies achieved from leveraging costs through the growth in net revenue.

      Supplies – Supplies expense increased $2.6 million from $12.4 million, or 14.2% of net revenue, in the year ended September 30, 2002 to $15.0 million, or 14.4% of net revenue, in the year ended September 30, 2003. Supplies as a percentage of net revenue increased 0.2% during the year ended September 30, 2003 over the prior year period due to an overall increase in acuity levels which resulted in an increased utilization of higher cost medical supplies, such as cardiac implants and certain drugs.

      Other operating expenses – Other operating expenses, consisting of medical and clinical fees, other fees and services, repairs and maintenance, insurance, rent expense, physician recruiting costs and other expenses increased $3.6 million from $16.5 million, or 18.9% of net revenue, in the year ended September 30, 2002 to $20.1 million, or 19.3% of net revenue, in the year ended September 30, 2003. The increase in other operating expenses was primarily the result of increases in insurance expense, rent expense and physician recruiting costs. We expect our other operating expenses to continue to be negatively impacted for the near term by insurance expense increases as a result of continued cost pressures on the professional liability insurance market. Additionally, we expect physician recruiting costs to continue to rise in the near term as a result of new and anticipated recruiting agreements. Rent expense has increased as a result of the Partnership entering into a building and equipment lease with the Predecessor effective August 1, 2003.

      Provision for bad debts – Provision for bad debts increased $4.4 million from $7.1 million, or 8.1% of net revenue, in the year ended September 30, 2002 to $11.5 million, or 11.0% of net revenue, in the year ended September 30, 2003. As a percentage of net revenue, provision for bad debts increased 2.9% primarily due to an increase in self-pay revenue as a result of the growth in the number of uninsured patients and an increase in the amount of co-pays and deductibles passed on by employers to employees.

      Depreciation and amortization – Depreciation and amortization expense increased $382,000 from $3.9 million in the year ended September 30, 2002 to $4.3 million in the year ended September 30, 2003. The increase in depreciation and amortization was primarily the result of additions to property and equipment during 2002 and 2003.

      Interest, net – Interest expense decreased $1.7 million from $13.0 million in the year ended September 30, 2002 to $11.3 million in the year ended September 30, 2003. The decrease in interest expense is due to the decrease in debt associated with a new promissory note entered into with the Predecessor bearing interest at a reduced rate in August 2003.

      Management fees – Management fees increased $977,000 from $3.3 million for the year ended September 30, 2002 to $4.3 million for the year ended September 30, 2003. Management fees represent an allocation of IASIS’s corporate overhead costs and are allocated based on the Partnership’s net revenue. The increase in allocated management fees resulted from an increase in net revenue and an increase in IASIS’s corporate overhead costs.

      Net income (loss) – Net loss was $785,000 for the year ended September 30, 2002 as compared to net income of $2.0 million for the year ended September 30, 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 8.	Financial Statements and Supplementary Data.

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP

Index to Financial Statements

Report of Independent Auditors

The Partners
The Medical Center of Southeast Texas, LP

We have audited the accompanying balance sheets of The Medical Center of Southeast Texas, LP (the “Partnership”) (a Delaware limited partnership) as of September 30, 2003 and its predecessor, Beaumont Hospital Holdings, Inc. (a Delaware corporation) as of September 30, 2002, the related statements of operations, changes in partner’s capital, and cash flows of the Partnership for the two-month period ended September 30, 2003, and the related statements of operations, changes in stockholder’s deficit and cash flows of the Predecessor for the years ended September 30, 2001 and 2002 and the ten-month period ended July 31, 2003. These financial statements are the responsibility of the Partnership’s and the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at September 30, 2003 and the Predecessor at September 30, 2002, the results of operations and cash flows of the Partnership for the two-month period ended September 30, 2003 and the results of operations and cash flows of the Predecessor for the years ended September 30, 2001 and 2002 and the ten-month period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, effective October 1, 2001, the Predecessor changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
November 10, 2003

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP

Balance Sheets
(in thousands, except share and unit amounts)

	September 30,

	2003	2002

Assets Current assets:		(Predecessor – See Note 1)
Cash	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $5,780 and $4,444, respectively	13,996	15,055
Inventories	3,559	3,701
Prepaid expenses and other current assets	1,330	1,763

Total current assets	18,885	20,519
Property and equipment, net	25,180	37,787
Due from affiliate	26,298	—
Goodwill	—	51,429
Other assets, net	1,025	1,892

Total assets	$71,388	$111,627

Liabilities and partner’s capital and stockholder’s deficit
Current liabilities:
Accounts payable	$3,589	$3,867
Salaries and benefits payable	2,821	1,994
Accrued expenses and other current liabilities	1,565	1,236
Current portion of capital lease obligations	162	—
Current portion of debt allocated from IASIS	414	—

Total current liabilities	8,551	7,097
Debt allocated from IASIS	22,349	100,240
Due to affiliate	—	4,444
Capital lease obligations	1,457	—

Redeemable limited partnership units — $25,000 per unit; 1,833 units issued and outstanding at September 30, 2003	38,820	—

Partner’s capital:
General partner’s ownership interest at September 30, 2003	211	—
Stockholder’s deficit:
Common stock — $0.01 par value, authorized 1,000 shares; 100 shares issued and outstanding at September 30, 2002	—	—
Accumulated deficit	—	(154)

Total partners’ capital and stockholder’s deficit	211	(154)

Total liabilities and partner’s capital and stockholder’s deficit	$71,388	$111,627

See accompanying notes

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP

Statements of Operations
(in thousands, except per unit amounts)

		Predecessor (See Note 1)

	Two Months Ended	Ten Months Ended
	September 30,	July 31,	Year Ended	Year Ended
	2003	2003	September 30, 2002	September 30, 2001

Net revenue	$18,840	$85,163	$87,495	$87,722
Costs and expenses:
Salaries and benefits	6,319	29,221	32,424	31,077
Supplies	2,676	12,327	12,394	12,266
Other operating expenses	3,962	16,136	16,555	14,691
Provision for bad debts	2,266	9,221	7,086	11,286
Interest, net	430	10,875	13,032	9,781
Depreciation and amortization	561	3,769	3,948	5,614
Management fees	424	3,840	3,287	3,639

Total costs and expenses	16,638	85,389	88,726	88,354

Income (loss) from operations before income taxes	2,202	(226)	(1,231)	(632)
Income tax benefit	—	(9)	(446)	(227)

Net income (loss)	$2,202	$(217)	$(785)	$(405)

Net income attributable to general partner	$(183)

Net income attributable to limited partners	$2,385

Net income per limited partnership unit	$1,186.79

See accompanying notes

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP

Statements of Cash Flows
(in thousands)

		Predecessor (See Note 1)

	Two Months Ended	Ten Months Ended	Year Ended	Year Ended
	September 30, 2003	July 31, 2003	September 30, 2002	September 30, 2001

Cash flows from operating activities
Net income (loss)	$2,202	$(217)	$(785)	$(405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	561	3,769	3,948	5,614
Changes in operating assets and liabilities:
Accounts receivable	(61)	1,120	(606)	(367)
Inventories, prepaid expenses and other current assets	480	(179)	(808)	(1,437)
Accounts payable, salaries and benefits payable, accrued expenses and other current liabilities	1,135	(256)	1,018	2,215

Net cash provided by operating activities	4,317	4,237	2,767	5,620

Cash flows from investing activities
Purchases of property and equipment, net	(6,982)	(9,168)	(5,416)	(1,934)
Change in other assets	520	639	(1,322)	(162)

Net cash used in investing activities	(6,462)	(8,529)	(6,738)	(2,096)

Cash flows from financing activities
Payment of debt	(71)	—	—	—
Payment of capital lease obligations	(31)	(81)	—	—
Change in due to/from affiliate, net	(2,676)	4,426	3,971	(3,524)
Proceeds from syndication	5,150	—	—	—
Syndication costs	(280)	—	—	—

Net cash provided by (used in) financing activities	2,092	4,345	3,971	(3,524)

Change in cash	(53)	53	—	—
Cash at beginning of period	53	—	—	—

Cash at end of period	$—	$53	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$430	$10,875	$13,032	$9,781

Non–cash transactions:
Capital lease obligations incurred to acquire equipment	$56	$1,674	$—	$—

Effects of partnership capitalization, net of cash:
Accounts receivable	$13,935
Inventories, prepaid expenses and other current assets	5,350
Property and equipment	18,702
Other assets	1,545
Due from affiliate	23,950
Accounts payable and other current liabilities	(6,824)
Capital lease obligations	(1,593)
Promissory note	(22,834)

Capital contribution from IASIS for general and limited partner interests	$32,231

See accompanying notes

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP

Statement of Changes in Partner’s Capital
(in thousands)

		Allocated Net
	General Partner	Earnings	Total

Balance at July 31, 2003	$—	$—	$—
Capital contribution from general partner, net of offering costs of $3 — August 1, 2003 (date of capitalization)	394	—	394
Net income	—	2,202	2,202
Allocation of net income to general partner	(183)	183	—
Allocation of net income to redeemable limited partnership interest	—	(2,385)	(2,385)

Balance at September 30, 2003	$211	$—	$211

See accompanying notes

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP

Statements of Changes in Stockholder’s Deficit (Predecessor)
(in thousands, except share amounts)

			Retained
	Common Stock		Earnings/
			Accumulated
	Shares	Par Value	Deficit	Total

Balance at September 30, 2000	100	$—	$1,036	$1,036
Net loss	—	—	(405)	(405)

Balance at September 30, 2001	100	—	631	631
Net loss	—	—	(785)	(785)

Balance at September 30, 2002	100	—	(154)	(154)
Net loss	—	—	(217)	(217)

Balance at July 31, 2003	100	$—	$(371)	$(371)

See accompanying notes

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Basis of Presentation

The Medical Center of Southeast Texas, LP (the “Partnership”) was formed on May 22, 2003 to own, manage and operate Mid-Jefferson Hospital in Nederland, Texas and Park Place Medical Center in Port Arthur, Texas. Mid-Jefferson Hospital operates 138 acute care beds and Park Place Hospital operates 143 acute care beds. The Partnership has begun construction of a new 210-bed hospital in Port Arthur, Texas. Upon completion of construction, the operations of Mid-Jefferson Hospital and Park Place Medical Center will be consolidated into the new hospital. The Partnership’s approximately 1% general partner is IASIS Healthcare Holdings, Inc., which is a wholly-owned subsidiary of IASIS Healthcare Corporation (“IASIS”). IASIS is a for-profit hospital management company that owns and operates 14 acute care hospitals in four states. IASIS also owns and operates a behavioral health center in Phoenix, Arizona and has an ownership interest in three ambulatory surgery centers. In addition, IASIS owns and operates a Medicaid managed health plan in Phoenix.

On August 1, 2003, the Partnership sold 206 redeemable limited partner units in the Partnership in a private placement offering. Prior to this transaction, Beaumont Hospital Holdings, Inc., a wholly-owned subsidiary of IASIS, owned and operated Mid-Jefferson Hospital and Park Place Medical Center. In connection with this transaction, Beaumont Hospital Holdings, Inc. contributed certain of its assets to the Partnership in exchange for 1,627 redeemable limited partner units. Beaumont Hospital Holdings, Inc. currently owns an 88.0% interest in the Partnership.

The financial statements for all periods prior to August 1, 2003 reflect the financial position, result of operations and cash flows of Beaumont Hospital Holdings, Inc., the Partnership’s predecessor entity (the “Predecessor”). The financial statements for all periods subsequent to August 1, 2003, reflect the financial position, results of operations and cash flows for the Hospital as operated by the Partnership. Unless stated otherwise as the Predecessor or the Partnership, all references to the Hospital include the operations of both the Predecessor and the Partnership.

Subject to certain exceptions, the Partnership’s Limited Partnership Agreement (the “Partnership Agreement’) provides that income, losses and distributions will be shared pro rata among the partners.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”), issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Partnership will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Partnership’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the equity of the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Partnership’s financial position or results of operation.

In May 2003, the FASB Issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Most provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a material effect on the Partnership’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Partnership’s financial position or results of operations.

Net Revenue

The Partnership has entered into agreements with third-party payors, including government programs and managed care health plans, under which the Partnership is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

Net patient service revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined.

Net adjustments to estimated third-party settlements resulted in a decrease to the Partnership’s net revenue of approximately $800,000 for the two months ended September 30, 2003. Net adjustments to estimated third-party settlements resulted in a decrease to the Predecessor’s net revenue of approximately $82,000 for the ten months ended July 31, 2003 and an increase of approximately $474,000 for the year ended September 30, 2002. No adjustments for changes in estimated third-party settlements were made to the Predecessor’s net revenue for the year ended September 30, 2001.

The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Partnership believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Partnership’s financial position or statements of operations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

The Partnership provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Partnership does not pursue collection of amounts determined to qualify as charity care, they are not reported as net revenue.

Accounts Receivable

The Partnership receives payment for services rendered from federal and state agencies (under Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers and patients. During the two months ended September 30, 2003, approximately 33% of the Partnership’s net patient revenue related to patients participating in the Medicare and Medicaid programs (exclusive of Medicare program revenues administered by third-party managed care payors). During the ten months ended July 31, 2003 and the years ended September 30, 2002 and 2001, approximately 38%, 39% and 43%, respectively, of the Predecessor’s net patient revenue related to patients participating in the Medicare and Medicaid programs (exclusive of Medicare program revenues administered by third-party managed care payors). The Partnership recognizes that revenues and receivables from government agencies are significant to the Partnership’s operations, but does not believe that there are significant credit risks associated with these governmental agencies. The Partnership believes that the number of patients and payors limits concentration of credit risk from other payors.

Net Medicare settlement payables of approximately $481,000 and net Medicare settlement receivables of approximately $1,866,000 at September 30, 2003 and 2002, respectively, are included in accounts receivable in the accompanying balance sheets.

Inventories

Inventories, principally medical supplies and pharmaceuticals, are stated at the lower of cost or market.

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

Long-lived Assets

(a)	Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense is computed using the straight-line method and was approximately $561,000, $3,769,000, $3,948,000 and $3,404,000 for the two months ended September 30, 2003, ten months ended July 31, 2003 and the years ended September 30, 2002 and 2001, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment vary generally from 5 to 10 years.

(b)	Goodwill

The Predecessor adopted SFAS No. 142 effective October 1, 2001 and completed the required transitional impairment test in the 2002 fiscal year, which resulted in no impairment. Pursuant to the provisions of SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment reviews (see Note 3).

(c)	Other Assets

Other assets consist primarily of costs to recruit physicians to the Partnership’s market, which are deferred and generally amortized over 24 months, after one year of completed service. Amortization of physician recruiting costs is included in other operating expenses.

Income Taxes

No provision for income taxes has been reflected in the accompanying financial statements for the Partnership because the tax effect of the Partnership’s activities accrues to the individual partners. The Partnership’s tax returns and the amounts of distributable Partnership income or loss are subject to examination by the federal and state taxing authorities. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if any adjustment to the Partnership taxable income or loss is ultimately sustained by the taxing authorities.

For all periods prior to August 1, 2003, the Predecessor’s operating results were included in consolidated Federal and state income tax returns filed by IASIS. IASIS allocated taxes to the Predecessor pursuant to the asset and liability method, as if the Predecessor were a separate taxpayer.

Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value because of the short-term nature of these instruments. The carrying amounts of the Partnership’s long-term debt and capital lease obligations approximate their fair value. The fair value of the Partnership’s long-term debt and capital lease obligations is estimated using discounted cash flow analysis based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

2.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,

	2003	2002

		(Predecessor)

Land	$—	$2,417
Buildings and improvements	—	22,572
Equipment	28,603	23,402

	28,603	48,391
Less accumulated depreciation and amortization	9,612	10,677

	18,991	37,714
Construction-in-progress	6,189	73

	$25,180	$37,787

The construction-in-progress consists of the construction of a new 210-bed hospital (expected to be completed near the end of fiscal 2005) with an estimated cost to complete of approximately $85.4 million at September 30, 2003.

Assets under capital leases were approximately $1,670,000, net of accumulated amortization of approximately $60,000 at September 30, 2003.

3.	Goodwill

Effective October 1, 2001, the Predecessor adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142 amortization of goodwill ceased as of October 1, 2001. The following table presents the net loss for the ten months ended July 31, 2003 and the years ended September 30, 2002 and 2001 assuming SFAS No. 142 had been adopted October 1, 2000 (in thousands):

	Predecessor

	Ten Months Ended
	July 31,	Year ended September 30,
	2003	2002	2001

Reported net loss	$(217)	$(785)	$(405)
Add back: Goodwill amortization	—	—	2,210

Adjusted net income (loss)	$(217)	$(785)	$1,805

4.	Debt Allocated from IASIS

In conjunction with the acquisition of the Hospitals in October 1999, the Predecessor entered into a promissory note with IASIS in the amount of $75,240,000. On September 30, 2001, the note was replaced with a new promissory note (the “Note”) in the amount of $100,240,000. Under provisions of the Note, interest of 13% per annum is due and payable on October 1, of each year until October 1, 2004, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, shall be immediately due and payable in full. The Note may be prepaid in whole or in part without premium or penalty and may be reborrowed up to the stated principal amount. The Predecessor remains obligated to IASIS under the Note, while the Partnership has no obligation to IASIS or the Predecessor under the Note.

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

In connection with its initial capitalization on August 1, 2003, the Partnership entered into a new promissory note (the “New Note”) with the Predecessor in the amount of $22,834,000. The New Note is a three-year note bearing interest at 9.3% per annum on a twenty-year amortization schedule. Future maturities of the Partnership, by fiscal year and in the aggregate, are as follows (in thousands):

2004	$414
2005	460
2006	21,889

Total	$22,763

5.	Due to/from Affiliate

Due to/from affiliate balances represent the net excess of funds transferred to the centralized cash management account of IASIS over funds transferred to or paid on behalf of the Partnership. Generally, this balance is increased or decreased by automatic cash transfers from the account to reimburse the Partnership’s bank accounts for operating expenses and to pay the Partnership’s debt, completed construction project additions, fees and services provided by IASIS, including information systems services, and other operating expenses, such as payroll, interest and insurance. Additionally, the balance is increased or decreased through daily cash deposits by the Partnership to the centralized cash management account. Management fees represent an allocation of corporate overhead costs of IASIS.

The Partnership is charged interest on due to affiliate balances at a rate equal to the prime commercial lending rate as quoted in The Wall Street Journal (4.0% at September 30, 2003) plus 2.5% pursuant to a borrowing agreement with IASIS. The Partnership is credited interest on due from affiliate balances at a rate equal to the 30-day Treasury Bill rate on the first day of the month as quoted in The Wall Street Journal (0.96% at September 30, 2003).

6.	Redeemable Limited Partnership Units

Pursuant to the Partnership Agreement, each redeemable limited partnership interest is denominated in partnership units or fractions thereof, with each unit representing an initial capital contribution valued at $25,000. The Partnership has issued 1,833 limited partner units as of September 30, 2003. IASIS and other third-party investors own 1,627 and 206 limited partner units, respectively. The General Partner may issue additional redeemable limited partnership units, as it deems appropriate.

The redeemable limited partnership units include certain put rights which allow the units to be sold back to the Partnership, subject to certain limitations, at the fair market value of the units. The put rights require an initial holding period of six years after purchase, at which point the holder of the redeemable limited partnership unit may put back to the Partnership 20% of their units. Each succeeding year, the number of vested redeemable limited partnership units will increase by 20% until the end of the tenth year after the initial investment, at which point 100% of the units may be put back to the Partnership. Under no circumstance shall the Partnership be required to repurchase more than 25% of the total outstanding redeemable limited partnership units in any fiscal year. The carrying amount of the redeemable limited partnership units reflects estimated fair market value at September 30, 2003.

Upon death, disability, retirement or termination of a partner, the Partnership may elect to redeem the units, if such units are not otherwise put to the Partnership. The sale or other transfer of units to a third party is permitted with prior written consent of the General Partner. At this time, the General Partner has the right of first refusal, thereby, giving the ability to purchase the units on the same terms and conditions of the original offer.

7.	Contingencies

Net Revenue

The calculation of appropriate payments from the Medicare and Medicaid programs as well as terms governing agreements with other third-party payors are complex and subject to interpretation. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

Professional, General and Workers’ Compensation Liability Risks

IASIS, on behalf of the Partnership, maintains general and professional liability insurance as well as workers’ compensation insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that IASIS believes to be sufficient for the Partnership, although, potentially, some claims may exceed the scope of coverage in effect. The cost of general and professional liability and workers’ compensation coverage including the full self-insured retention exposure is allocated by IASIS to the Partnership based upon adjusted patient days. IASIS maintains reserves for general and professional liability and workers’ compensation. Accordingly, no reserve for liability risks is recorded on the accompanying balance sheets. The cost allocated for the two months ended September 30, 2003, ten months ended July 31, 2003 and the years ended September 30, 2002 and 2001, was approximately $359,000, $1,704,000, $1,813,000 and $1,111,000, respectively, for general and professional liability. Workers’ compensation expense allocated for the two months ended September 30, 2003, ten months ended July 31, 2003 and the years ended September 30, 2002 and 2001, was approximately $116,000, $536,000, $447,000 and $430,000, respectively. The Partnership is currently not a party to any such proceedings that, in the Partnership’s opinion, would have a material adverse effect on its business, financial condition or results of operations.

Employee Health Insurance Risks

The Partnership participates in a self-insured program for health insurance administered by IASIS. IASIS allocates costs of the program based upon the number of program participants employed by the Partnership. The cost allocated to the Partnership represents claims paid and an estimate of claims incurred but not paid (net of employee premiums) and totaled approximately $564,000, $2,653,000, $2,918,000 and $1,959,000 for the two months ended September 30, 2003, ten months ended July 31, 2003 and the years ended September 30, 2002 and 2001, respectively.

New Hospital Construction

Pursuant to the Partnership Agreement, the Partnership has agreed to assume the debt incurred to construct the new 210-bed hospital from a wholly owned subsidiary of IASIS. The estimated debt to be assumed will approximate $68.0 million upon completion of construction of the new hospital.

Other

The Partnership is subject to claims and legal actions arising in the ordinary course of business. The Partnership is currently not a party to any such proceedings that, in the Partnership’s opinion, would have a material adverse effect on its business, financial condition or results of operations.

The Partnership’s assets and equity interests are pledged as a full and unconditional guarantee of certain debt of IASIS, which totaled approximately $652.9 million at September 30, 2003.

In order to recruit and retain physicians to the communities it serves, the Partnership has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. Amounts advanced under the recruiting agreements are generally forgiven pro rata over a period of 24 months after one year of completed service and contingent upon the physician continuing to practice in the respective community. The amounts advanced and not repaid, in management’s opinion, will not have a material adverse effect on the Partnership’s financial condition or results of operations.

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

8.	Leases

Operating lease rental expense relating primarily to the rental of buildings and equipment for the two months ended September 30, 2003, ten months ended July 31, 2003 and the years ended September 30, 2002 and 2001, was approximately $802,000, $1,391,000, $1,168,000 and $550,000, respectively. These leases expire at various times and have various renewal options.

Future minimum payments at September 30, 2003, by fiscal year and in the aggregate, under capital leases and noncancelable operating leases, with initial terms of one year or more consist of the following (in thousands):

	Capital Leases	Net Operating Leases

2004	$397	$1,138
2005	397	768
2006	396	601
2007	396	448
2008	260	330
Thereafter	—	182

Total minimum lease payments	$1,846	$3,467

Amount representing interest (at a rate of 5.7%)	227

Present value of net minimum lease payments (including $162 classified as current)	$1,619

Aggregate future minimum rentals to be received under non-cancelable subleases as of September 30, 2003 were approximately $13,000.

9.	Retirement Plan

The Partnership participates in IASIS’s defined contribution 401(k) plan (the “Retirement Plan”) which covers, upon qualification, substantially all employees. Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Partnership matches, at its discretion, such contributions up to a maximum percentage. Generally, employees immediately vest 100% in their own contributions and vest in the employer portion of contributions over a period not to exceed five years. Contributions to the Retirement Plan were approximately $65,000, $264,000, $321,000 and $320,000 for the two months ended September 30, 2003, ten months ended July 31, 2003 and the years ended September 30, 2002 and 2001, respectively.

10.	Income Taxes

The Predecessor operated as a taxable corporation, whereas the Partnership is a nontaxable entity. No provision for income taxes has been reflected in the accompanying financial statements for the Partnership, because the tax effect of the Partnership’s activities accrues to the individual partners for all periods subsequent to July 31, 2003.

The provision for income taxes allocated to the Predecessor by IASIS on a separate return basis are as follows (in thousands):

	Ten Months	Year Ended September 30,
	Ended July 31,
	2003	2002	2001

Current:
Federal	$—	$—	$(103)
State	—	—	—

	—	—	(103)
Deferred:
Federal	(24)	(377)	(89)
State	15	(69)	(35)

	(9)	(446)	(124)

	$(9)	$(446)	$(227)

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

The provision for income taxes for the Predecessor differs from the amount computed by applying the statutory federal income tax rate to net income. The sources and tax effects of the differences are as follows (in thousands):

	Ten Months Ended	Year Ended September 30,
	July 31,
	2003	2002	2001

Federal income taxes expense (benefit)	$(79)	$(431)	$(221)
State income taxes, net of Federal benefit	10	(45)	(23)
Elimination of Federal deferred tax asset upon change in tax status	61	—	—
Other	(1)	30	17

	$(9)	$(446)	$(227)

The components of the Predecessor’s deferred tax assets and liabilities at September 30, 2002 are as follows (in thousands):

Deferred tax assets:
Allowance for doubtful accounts	$888
Accrued vacation	327
Net operating loss carryforward	4,002

Deferred tax assets	5,217

Deferred tax liabilities:
Depreciation and fixed asset basis differences	3,433
Intangible assets	1,788
Other	5

Deferred tax liabilities	5,226

Net deferred tax liabilities	$9

As of July 31, 2003, the Predecessor had generated approximately $17.7 million of net operating losses that are reflected in the IASIS tax returns. These losses are available to offset future taxable income of IASIS and its subsidiaries and begin to expire in 2021.

The Partnership does not maintain deferred tax assets or liabilities subsequent to July 31, 2003, because the tax effect of its operations accrues directly to the individual partners. The Predecessor’s net deferred tax asset at July 31, 2003 was eliminated through a reduction to income tax benefit.

11.	Allowance for Doubtful Accounts

A summary of activity in the Hospital’s allowance for doubtful accounts follows (in thousands):

			Accounts
		Provision for	Written Off,
	Beginning Balance	Bad Debts	Net of Recoveries	Ending Balance

Allowance for doubtful accounts:
Year ended September 30, 2001	$2,583	$11,286	$(6,855)	$7,014
Year ended September 30, 2002	7,014	7,086	(9,656)	4,444
Ten months ended July 31, 2003	4,444	9,221	(8,644)	5,021
Two months ended September 30, 2003	5,021	2,266	(1,507)	5,780

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP
NOTES TO FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.      Controls and Procedures.

      Under the supervision and with the participation of our management team, including the persons performing the functions of principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based on this evaluation, the persons performing the functions of principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 11.	Executive Compensation.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 13.	Certain Relationships and Related Transactions.

      Omitted pursuant to General Instruction I to Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements: See Item 8

2.	Financial Statement Schedules: Not Applicable

3.	Management Contracts and Compensatory Plans and Arrangements: Not Applicable

4.	Exhibits:

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Southeast Texas Hospital, LP, as filed with the Secretary of State of the State of Delaware on July 30, 2003 (1)

3.2	Certificate of Amendment to the Certificate of Limited Partnership of Southeast Texas Hospital, LP, changing the limited partnership’s name to The Medical Center of Southeast Texas, LP, as filed with the Secretary of State of the State of Delaware on October 15, 2003

3.3	Limited Partnership Agreement of Southeast Texas Hospital, LP (1)

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee (1)

Exhibit No.	Description

4.2	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors (1)

4.3	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (2)

4.4	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (2)

4.5	Supplemental Indenture dated August 1, 2003, between Southeast Texas Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee (1)

10.1	Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers (3)

10.2	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (1)

10.3	Joinder Agreement dated as of August 1, 2003, by and between Southeast Texas Hospital, LP, and Bank of America, N.A., in its capacities as Administrative Agent and Collateral Agent under the Amended and Restated Credit Agreement dated as of February 7, 2003, by and among IASIS Healthcare Corporation, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent

31.1	Certification of Person Performing Functions of Principal Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Person Performing Functions of Principal Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-106612-06).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Registration Statement on Form S-4 (Registration No. 333-94521).

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 11, 2003.

(b)	Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEDICAL CENTER OF SOUTHEAST TEXAS, LP

	By:	IASIS Healthcare Holdings, Inc. General Partner

Date: December 24, 2003		By:	/s/ P. Craig Desmond

P. Craig Desmond Vice President and Chief Executive Officer – The Medical Center of Southeast Texas, LP

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ P. Craig Desmond P. Craig Desmond	Vice President and Chief Executive Officer — The Medical Center of Southeast Texas, LP of IASIS Healthcare Holdings, Inc. (Principal Executive Officer)	December 24, 2003

/s/ Bernard Leger Bernard Leger	Vice President and Chief Financial Officer — The Medical Center of Southeast Texas, LP of IASIS Healthcare Holdings, Inc. (Principal Financial and Accounting Officer)	December 24, 2003

/s/ Ramsey A. Frank Ramsey A. Frank	Director of IASIS Healthcare Holdings, Inc.	December 24, 2003

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Holdings, Inc.	December 24, 2003

/s/ Jeffrey L. Lightcap Jeffrey L. Lightcap	Director of IASIS Healthcare Holdings, Inc.	December 24, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Southeast Texas Hospital, LP, as filed with the Secretary of State of the State of Delaware on July 30, 2003 (1)

3.2	Certificate of Amendment to the Certificate of Limited Partnership of Southeast Texas Hospital, LP, changing the limited partnership’s name to The Medical Center of Southeast Texas, LP, as filed with the Secretary of State of the State of Delaware on October 15, 2003

3.3	Limited Partnership Agreement of Southeast Texas Hospital, LP (1)

4.1	Indenture, dated as of June 6, 2003, among IASIS Healthcare Corporation, the Subsidiary Guarantors and The Bank of New York, as Trustee (1)

4.2	Form of Subsidiary Guarantee dated as of June 6, 2003, executed by each of the Subsidiary Guarantors (1)

4.3	Indenture, dated as of October 15, 1999, among IASIS Healthcare Corporation, the Delaware and Limited Partnership Subsidiary Guarantors and The Bank of New York, as Trustee (2)

4.4	Senior Subordinated Guarantee, dated October 15, 1999 by the Delaware and Limited Partnership Subsidiary Guarantors in favor of (i) the holders of IASIS Healthcare Corporation’s 13% Senior Subordinated Exchange Notes due 2009 and (ii) The Bank of New York, as Trustee under the Indenture governing the above-referenced notes (2)

4.5	Supplemental Indenture dated August 1, 2003, between Southeast Texas Hospital, LP, as Subsidiary Guarantor, and The Bank of New York, as Trustee (1)

10.1	Amended and Restated Credit Agreement dated as of February 7, 2003, among IASIS Healthcare Corporation, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, Various Lenders, CitiCorp North America, Inc. and UBS AG, Stamford Branch, as Co-Syndication Agents, General Electric Capital Corporation and Residential Funding Corporation dba GMAC-RFC Health Capital, as Co-Documentation Agents, Bank of America, N.A., as Administrative Agent and Banc of America Securities, LLC and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Book Managers (3)

10.2	First Amendment to Credit Agreement dated as of May 21, 2003, by and among IASIS Healthcare Corporation, the Subsidiary Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (1)

10.3	Joinder Agreement dated as of August 1, 2003, by and between Southeast Texas Hospital, LP, and Bank of America, N.A., in its capacities as Administrative Agent and Collateral Agent under the Amended and Restated Credit Agreement dated as of February 7, 2003, by and among IASIS Healthcare Corporation, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent

31.1	Certification of Person Performing Functions of Principal Executive Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Person Performing Functions of Principal Financial Officer pursuant to Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Partnership’s Registration Statement on Form S-4 (Registration No. 333-106612-06).

(2)	Incorporated by reference to IASIS Healthcare Corporation’s Registration Statement on Form S-4 (Registration No. 333-94521).

(3)	Incorporated by reference to IASIS Healthcare Corporation’s Current Report on Form 8-K filed on February 11, 2003.